Form 10-K
period 2001-09-30
EIGER TECHNOLOGY INC
filed 2002-02-15
CIK 1040702

FINANCIAL STATEMENTS

                     for the year ended September 30, 2001

                                  EIGER TECHNOLOGY, INC. 2001 | auditors' report

                            Monteith, Monteith & Co.

                             Chartered Accountants

                               208 Ontario Street
                           Stratford, Ontario N5A 3H4
                   Telephone: 519 271 6550 Fax: 519 271 4796
                      email: administrator@monteith.on.ca

Partners:

ROBERT F. LIGHTFOOT, C.A.                                             Principal:
STEPHEN J. LANDERS, B.A., C.A.
ROBERT B. LIGHTFOOT, B.B.A, C.A.                         MERVYN T. DIETZ, C.M.A.

To the Shareholders of Eiger Technology, Inc.:

We have audited the consolidated balance sheets of Eiger Technology, Inc. as at September 30, 2001 and 2000, and the consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Eiger Technology, Inc. as at September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in Canada.


/s/ Monteith Monteith & Co.

CHARTERED ACCOUNTANTS.

Stratford, Ontario,
January 26, 2002.

EIGER TECHNOLOGY, INC. 2001 | annual report

                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                             EIGER TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        as at September 30, 2001 and 2000

                                     ASSETS

                                                        2001               2000
--------------------------------------------------------------------------------
                                                           $                  $
Current:
Cash                                               1,847,000          2,031,000
Cash Held in Escrow                                       --          4,978,000
Short-term Investments (Note 4)                    4,146,000          6,805,000
Accounts Receivable (Note 5)                       8,759,000         12,039,000
Inventory                                          6,545,000         10,878,000
Prepaid Expenses                                     769,000            686,000
--------------------------------------------------------------------------------

                                                  22,066,000         37,417,000

Long-term Investments (Note 4)                       404,000          4,337,000
Capital (Note 6)                                   4,541,000          4,998,000
Goodwill                                           2,488,000          7,640,000
Other (Note 7)                                     1,222,000          2,753,000
--------------------------------------------------------------------------------
                                                  30,721,000         57,145,000
================================================================================

                      LIABILITIES and SHAREHOLDERS' EQUITY

Current:
Bank Indebtedness (Note 8)                         3,515,000          2,670,000
Accounts Payable and Accrued Liabilities           5,616,000         11,184,000
Income Taxes Payable                                      --             39,000
Current Portion of Long-term Debt (Note 9)           120,000            120,000
--------------------------------------------------------------------------------
                                                   9,251,000         14,013,000
--------------------------------------------------------------------------------
Long-term Debt (Note 9)                            1,014,000          1,488,000
--------------------------------------------------------------------------------
Future Income Taxes (Note 10)                             --             43,000
--------------------------------------------------------------------------------
Non-controlling Interest                            (671,000)         3,253,000
--------------------------------------------------------------------------------

Shareholders' Equity:
--------------------------------------------------------------------------------
Share Capital (Note 11)                           42,001,000         38,895,000
Contributed Surplus                                  217,000            217,000
Retained Earnings                                (21,091,000)          (764,000)
--------------------------------------------------------------------------------
                                                  21,127,000         38,348,000
--------------------------------------------------------------------------------
                                                  30,721,000         57,145,000
================================================================================

On Behalf of the Board:


                                /s/ Gerry Racicot  Director
                                -------------------
                                    Gerry Racicot


                                /s/ Keith Attoe    Director
                                -------------------
                                    Keith Attoe

                            (See Accompanying Notes)

--------------------------------------------------------------------------------

                                     EIGER TECHNOLOGY, INC. 2001 | annual report

           CONSOLIDATED STATEMENTS of OPERATIONS and RETAINED EARNINGS

--------------------------------------------------------------------------------

                             EIGER TECHNOLOGY, INC.
           CONSOLIDATED STATEMENTS of OPERATIONS and RETAINED EARNINGS
                 for the years ended September 30, 2001 and 2000

                                                          2001             2000
--------------------------------------------------------------------------------
                                                             $                $

Sales                                               30,070,000       57,068,000

Cost of Sales                                       27,711,000       50,731,000
--------------------------------------------------------------------------------

Gross Margin                                         2,359,000        6,337,000
--------------------------------------------------------------------------------

Expenses:
Selling, General and Administration                  7,769,000        5,154,000
Amortization of Capital Assets                         568,000          407,000
Amortization of Goodwill and Other                   1,032,000          871,000
Interest on Long-term Debt                              98,000           92,000
Other Interest and Bank Charges                        480,000          552,000
--------------------------------------------------------------------------------
                                                     9,947,000        7,076,000

Income (Loss) before Provision for Income Taxes     (7,588,000)        (739,000)

Provision for Income Taxes: (Note 12)
Current                                                 (6,000)         289,000
Future                                                 (56,000)        (132,000)
--------------------------------------------------------------------------------
                                                       (62,000)         157,000
--------------------------------------------------------------------------------
Income (Loss) before Unusual Items                  (7,526,000)        (896,000)

Discontinued Operations                                     --         (162,000)
Gain on Disposal of Discontinued Operations                 --          226,000
Non-recurring Items (Note 14)                      (16,366,000)              --
--------------------------------------------------------------------------------

Income (Loss) before Non-controlling Interest      (23,892,000)        (832,000)

Non-controlling Interest                            (3,565,000)        (139,000)
--------------------------------------------------------------------------------
Net Income (Loss) for the Year                     (20,327,000)        (693,000)

Retained Earnings - Beginning of Year                 (764,000)         (71,000)
--------------------------------------------------------------------------------

Retained Earnings - End of Year                    (21,091,000)        (764,000)
================================================================================

Earnings per Share:

Before Non-recurring Items:
Basic                                                    (0.23)           (0.04)
                                                   -----------------------------
Diluted                                                  (0.23)           (0.04)
                                                   -----------------------------
Net Income (Loss)
Basic                                                    (0.61)           (0.03)
                                                   -----------------------------
Diluted                                                  (0.61)           (0.03)
                                                   -----------------------------

                            (See Accompanying Notes)
--------------------------------------------------------------------------------

EIGER TECHNOLOGY, INC. 2001 | annual report

                     CONSOLIDATED STATEMENTS of CASH FLOWS

--------------------------------------------------------------------------------

                             EIGER TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS of CASH FLOWS
                for the years ended September 30, 2001 and 2000

                                                                       2001             2000
---------------------------------------------------------------------------------------------
                                                                          $                $
Cash Flows from Operating Activities:
Net Income (Loss) for the Year                                  (20,327,000)        (693,000)
Items not Involving Cash:
Extraordinary Items (Note 14)                                    16,366,000               --
Amortization                                                      1,600,000        1,278,000
Future Income Taxes                                                 (56,000)        (132,000)
---------------------------------------------------------------------------------------------

                                                                 (2,417,000)         453,000

Changes in Non-cash Working Capital Balances:
Accounts Receivable                                               3,280,000       (6,812,000)
Inventory                                                         3,203,000       (7,145,000)
Prepaid Expenses                                                    (83,000)        (438,000)
Accounts Payable and Accrued Liabilities                         (5,568,000)       7,665,000
Income Taxes Payable                                                (39,000)        (198,000)
Non-controlling Interest                                         (3,094,000)        (137,000)
---------------------------------------------------------------------------------------------
                                                                 (4,718,000)      (6,612,000)
---------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Purchase of Capital Assets                                         (478,000)      (3,349,000)
Long-term Investments                                            (3,571,000)      (3,977,000)
Purchase of Goodwill and Other Assets                            (2,531,000)      (2,243,000)

---------------------------------------------------------------------------------------------
                                                                 (6,580,000)      (9,569,000)
---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Increase (Decrease) in Long-term Debt                              (474,000)         397,000
Increase (Decrease) in Bank Indebtedness                            845,000          910,000
Subsidiary Share Capital Issued to Non-controlling Interest              --        2,020,000
Subsidiary Dividends Paid to Non-controlling Interest                    --         (409,000)
Issuance of Share Capital (Net of Costs)                          3,106,000       25,904,000
---------------------------------------------------------------------------------------------
                                                                  3,477,000       28,822,000
---------------------------------------------------------------------------------------------
Net Cash Flows for the Year                                      (7,821,000)      12,641,000
Cash and Cash Equivalents - Beginning of the Year                13,814,000        1,173,000
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of the Year                       5,993,000       13,814,000
=============================================================================================
Cash and Cash Equivalents Represented by:
Cash                                                              1,847,000        2,031,000
Cash Held in Escrow                                                      --        4,978,000
Short-term Investments                                            4,146,000        6,805,000
---------------------------------------------------------------------------------------------
                                                                  5,993,000       13,814,000
=============================================================================================

                            (See Accompanying Notes)

--------------------------------------------------------------------------------

                                     EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

1.    Nature of Business:

      Eiger Technology, Inc. ("the Company") is incorporated under the laws of Ontario. Through its various subsidiaries, the Company manufactures and distributes electronic/computer peripherals and electronic ballasts to OEM and consumer markets worldwide, and offers Voice over Internet Protocol services to the Canadian long-distance market.

2.    SIGNIFICANT ACCOUNTING POLICIES:

      (a)   Basis of Preparation:

            These financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Cdn. GAAP"). A reconciliation to U.S. generally accepted accounting principles ("U.S. GAAP") is provided in Note 15. Because a precise determination of assets and liabilities depends on future events, the preparation of periodic financial statements necessitates the use of estimates and approximations. Actual amounts may differ from these estimates.

      (b)   Principles of Consolidation:

            The accompanying consolidated financial statements include the accounts of Eiger Technology, Inc. and all of its subsidiary companies as listed in Note 3. All significant intercompany transactions and balances have been eliminated upon consolidation.

      (c)   Cash and Cash Equivalents:

            Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities of three months or less at acquisition.

      (d)   Inventory:

            Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis and includes the costs of materials and direct labour plus the applicable share of manufacturing overhead.

      (e)   Investments:

            All non-consolidated investments are accounted for at cost. Short-term investments are written down to market value when less than cost. Long-term investments are written down to market value when a decline in market value below the carrying value is considered to be other than temporary.

      (f)   Capital Assets:

            Capital assets are recorded at cost. Amortization is calculated on the declining-balance basis at the following annual rates:

            Buildings                      -       4-5%
            Machinery and Equipment        -       5-10%
            Automotive Equipment           -       20-30%
            Computer Equipment             -       20-30%
            Leasehold Improvements         -       10% straight line basis

      (g)   Goodwill:

            Goodwill represents the excess of the purchase price of the Company's interest in subsidiary companies over the fair value of the underlying net identifiable assets at the time of acquisition. Goodwill is amortized over 10 years on a straight-line basis (40 years for acquisitions prior to 1997). Goodwill arising on acquisitions after June 30, 2001 is not amortized. Management evaluates the expected future net cash flows of the companies at each reporting date and adjusts goodwill for any impairment.

EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

2.    SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

      (h)   Other Assets:

            Product development costs meeting generally accepted criteria for deferral are written down to expected realizable value, and are amortized once production commences over periods ranging from three to ten years, depending on the anticipated economic life of the particular product. Deferred organization, finance, and regulatory approval costs are amortized over 2 to 5 years. Long-term lease deposits are recorded at cost.

      (i)   Income Taxes:

            Income taxes are provided using the liability method of tax allocation. Under this method, future tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, and are measured using the substantially enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      (j)   Issuance of Share Capital:

            The costs of issuing share capital are netted against share capital.

      (k)   Revenue Recognition:

            Sales are recorded upon shipment of goods to customers. Fees are recognized as services are rendered.

      (l)   Foreign Currency Translation:

            Due to the extensive degree of financing provided to its foreign subsidiaries by the Company, these subsidiaries are considered to be integrated operations. Accordingly, the temporal method of foreign currency translation is used. Under this method, monetary assets and liabilities of foreign subsidiaries are translated into Canadian dollars using the exchange rate in effect at the balance sheet date, non-monetary items are translated at historical exchange rates (except for items carried at market, which are translated at the balance sheet date exchange rate), and revenues and expenses are translated using average exchange rates to approximate the rates actually in effect at the time of the transactions. Resulting foreign exchange translation gains or losses are included in the determination of net income for the year, except for such gains or losses relating the translation or settlement of foreign currency denominated long-term monetary items which are deferred and amortized over the remaining life of the monetary item. There were no material exchange gains or losses on long-term foreign currency denominated monetary items during either of the reporting periods

      (m)   Stock-based Compensation:

            No compensation expense is recognized for stock options granted to employees. Options are granted at the fair market value of the shares on the day of the grant. Any consideration paid by employees on the exercise of stock options is credited to share capital.

      (n)   Earnings per Share:

            Basic earnings per share is calculated based on the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method based on the weighted average number of shares that would have been outstanding during the year had all the dilutive options been exercised at the beginning of the year, or date of issuance if later, and assuming that option proceeds would be used to purchase common shares at the average market price during the year.

                                     EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

3.    SUBSIDIARIES AND RELATED PARTY TRANSACTIONS:

      Eiger Technology, Inc. is related to the following corporations:

NAME OF CORPORATION                        NATURE OF RELATIONSHIP

Vision Unlimited Equipment Inc.*           100% Subsidiary
A.D.H. Custom Metal Fabricators Inc.       100% Subsidiary of Vision
                                           Unlimited Equipment Inc.

Alexa Properties Inc.                      100% Subsidiary

K-Tronik Int'l Corp.                       53% Subsidiary
K-Tronik Asia Corp.                        59.3% owned through K-Tronik
                                           Int'l Corp. and directly

Alexa Korea Holdings, Inc.*                100% Subsidiary
Eiger Net, Inc.                            58.5% Subsidiary of Alexa Korea
                                           Holdings, Inc.

Alexa (U.S.A.), Inc.*                      100% Subsidiary
Eiger Labs Group, Inc.                     64% Subsidiary of Alexa
                                           (U.S.A.), Inc.

Onlinetel, Inc.                            100% Subsidiary

*     Inactive - holding company only

      All transactions within the corporate group are in the normal course of business, are transacted at fair market value and recorded at the carrying value at the time, and are eliminated upon consolidation. Intercompany balances at the financial statement date are also eliminated upon consolidation.

      Service fees paid to corporations owned by four management personnel during the period totalled $412,000 (2000: $320,000).

4.    INVESTMENTS:

      (a)   Short-term Investments:

            Short-term investments are comprised of Canadian money market funds and short-term commercial paper plus accrued interest, having a market value equivalent to their cost amount.

      (b)   Long-term Investments:

                                                              2001          2000
                                                                 $             $
Advances to Nixxo Technology, Inc.                              --     2,221,000
Advances to Lexatec VR Systems Inc. (Note 18)              324,000     1,444,000
Subsidiary long-term investment in debt securities          80,000       437,000
Other                                                           --       235,000
                                                           -------     ---------
                                                           404,000     4,337,000
                                                           =======     =========

            The advances noted above are non-interest bearing, and have no specific terms of repayment.

5.    ACCOUNTS RECEIVABLE:

      Accounts receivable are reported net of an allowance for doubtful accounts of $196,000 (2000: $116,000).

EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

6.    CAPITAL ASSETS:

                                  2001          2001          2001          2000
                                         Accumulated      Net Book      Net Book
                                  Cost  Amortization         Value         Value
                                     $             $             $             $
Land                           159,000            --       159,000       159,000
Buildings                    1,103,000       183,000       920,000       951,000
Machinery and Equipment      5,017,000     2,702,000     2,315,000     3,124,000
Furniture and Fixtures         817,000       389,000       428,000       392,000
Automotive Equipment           201,000        83,000       118,000       108,000
Leasehold Improvements         268,000       152,000       116,000       123,000
Computer Hardware              363,000        80,000       283,000        71,000
Computer Software              240,000        38,000       202,000        70,000
                             -------------------------------------     ---------
                             8,168,000     3,627,000     4,541,000     4,998,000
                             =====================================     =========

7.    OTHER:

                                                            2001            2000
                                                               $               $
Product Development Costs                                298,000       1,709,000
Deferred Organization and Financing Costs                     --         370,000
Non-interest Bearing Long-term Deposits                  682,000         435,000
Regulatory Approval                                      174,000         174,000
Other                                                     68,000          65,000
                                                       ---------       ---------
                                                       1,222,000       2,753,000
                                                       =========       =========

8.    BANK INDEBTEDNESS:

      The Canadian line of credit balance of $96,000 bears interest at Royal Bank prime plus .75%, is due on demand, and is secured by a general security agreement covering inventory, equipment and accounts receivable. Foreign subsidiary lines of credit balances totalling $3,419,000 (Cdn.) bear interest at rates ranging from 5 - 7.25%, are secured by inventory and equipment, and are repayable upon demand.

9.    LONG-TERM DEBT:

                                                            2001           2000
                                                               $              $
Royal Bank of Canada term loan repayable in
monthly instalments of $10,000 plus interest
calculated at Royal Bank prime plus 1/4%.                745,000        865,000

Shin Han Bank (Korea) term loan repayable in
bi-annual instalments of $60,500 commencing
May 8, 2006 and ending May 8, 2008
plus interest calculated at 6.75% per annum.             303,000        651,000
Other                                                     86,000         92,000
                                                       ---------      ---------

                                                       1,134,000      1,608,000

Less: Current Portion                                   (120,000)      (120,000)
                                                       ---------      ---------

                                                       1,014,000      1,488,000
                                                       =========      =========

      Principal payments required on long-term debt for the next five years are as follows:

                             Year      Amount
                             $
                             2002      120,000
                             2003      206,000
                             2004      120,000
                             2005      120,000
                             2006      241,000
                                       -------

                                       807,000
                                       =======

                                     EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

10.   FUTURE INCOME TAXES:

      Significant components of future income tax assets (liabilities) are as follows:

                                                             2001          2000
                                                                $             $
Excess of net book value of capital assets
over tax value                                           (236,000)     (270,000)
Other future income tax liabilities                            --       (53,000)
Operating losses carried forward                        2,254,000       372,000
Less: Valuation allowance                              (2,034,000)     (102,000)
Other                                                      16,000        10,000
                                                       ----------      --------

Net future income tax assets (liabilities)                     --       (43,000)
                                                       ==========      ========

11.   SHARE CAPITAL:

      Authorized: 100,000,000 Common Shares

      Issued:

                                    2001             2001             2000             2000
                             No. of Shs.                $      No. of Shs.                $
Beginning of Year:            33,945,858       39,437,000       21,284,358        9,340,000

Issued:
- private placement *             70,000        1,839,000       11,444,500       27,861,000
- exercise of options            400,000          350,000          617,000          483,000
- acquisitions                 1,799,995          936,000               --               --
- earn out shares                     --               --          600,000        4,800,000
- costs of issue                                  (19,000)                       (3,047,000)
                              ---------------------------       ---------------------------
End of Year:                  36,215,853       42,543,000       33,945,858       39,437,000

Reciprocal Shareholdings        (526,929)        (542,000)        (526,929)        (542,000)
                              ---------------------------       ---------------------------

Net per Balance Sheets        35,688,924       42,001,000       33,418,929       38,895,000
                              ===========================       ===========================

*     Shares in escrow: None (2000: 4,840,000)

      The Company awards unconditional stock options to employees, officers, directors and others at the recommendation of the CEO as approved by the shareholders. Options are granted at the fair market value of the shares on the day granted, and vest immediately. The following is a continuity schedule of outstanding options for the reporting periods, where WAEP refers to "weighted average exercise price".

                                         2001      2001           2000      2000
                                       No. of      WAEP          No.of      WAEP
                                      Options                  Options
                                                      $                        $
Beginning of Year:                  1,713,000      3.37        895,000       .74

Granted                             2,133,000      1.16      1,535,000      3.70
Exercised                            (400,000)      .88       (617,000)      .76
Expired                                    --        --       (100,000)      .90
                                    ---------                ---------
End of Year:                        3,446,000      2.29      1,713,000      3.37
                                    =========                =========

      Stock options were exercised during the year at prices ranging from $0.60 to $1.40. The weighted average contractual life for options outstanding at year end was 1,400 days.

      During the year, proceeds from exercised stock options of $350,000 was credited to share capital (2000: $483,000). No amounts were recognized as compensation expense with respect to stock options granted or exercised in either of the reporting periods

EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

11.   SHARE CAPITAL - CONTINUED:

      Stock options have been granted to the CEO of K-Tronik Int'l Corp. contingent upon meeting sales quotas for that company as tabled below:

                                              Number of
Monthly Sales for Six                           Options
Consecutive Months                          Exercisable         Total   Exercise
Units of Ballasts                           Per Plateau    Cumulative      Price

50,000 per month for 6 consecutive months        70,000        70,000        .60
60,000 per month for 6 consecutive months        70,000       140,000        .60
70,000 per month for 6 consecutive months        70,000       210,000        .60
80,000 per month for 6 consecutive months        70,000       280,000        .60
90,000 per month for 6 consecutive months        70,000       350,000        .60

      No shares were issued in fiscal 2001 or fiscal 2000 as a result of this agreement.

      Management agreed to issue shares of the Company to four members of the management team of EigerNet, Inc. and Eiger Labs Group Inc. as performance earn out consideration contingent upon achieving the criteria tabled below for the combined results of those two companies:

                                                                     Common
Year                Gross Sales                Net Income            Shares

1999           $27 million U.S.         $1.0 million U.S.           600,000
2000           $70 million U.S.         $2.5 million U.S.           750,000
2001           $80 million U.S.         $3.5 million U.S.           750,000
2002           $90 million U.S.         $4.0 million U.S.           900,000
2003          $110 million U.S.         $4.5 million U.S.         1,000,000

      600,000 shares were issued in fiscal 2000 as a result of this agreement based on the operating results for 1999. No shares were issued in fiscal 2001 and none will be issued in fiscal 2002 pursuant to this agreement as the sales and income criteria have not been met.

      Additional shares may become issuable pursuant to the agreement described in Note 16.

12.   PROVISION FOR INCOME TAXES:

                                                                    2001          2000
                                                                       $             $
Current Provision:                                                (6,000)      289,000
                                                              ----------      --------
Future Provision:
Losses carried forward                                           (22,000)     (267,000)
Net book value of capital assets                                 (34,000)       13,000
Canadian Exploration Expenses                                         --        69,000
Other                                                                 --        53,000
                                                              ----------      --------
                                                                 (56,000)     (132,000)
                                                              ----------      --------
Total Provision                                                  (62,000)      157,000
                                                              ==========      ========
Reconciliation of Tax Provision:

Income (Loss) before Provision for Income Taxes               (7,588,000)     (739,000)
Taxable Intercompany Dividend Eliminated on Consolidation             --       409,000
Amortization of Goodwill Arising on Consolidation                624,000       549,000
Valuation Allowance on Losses Carried Forward                  6,716,000       408,000
                                                              ----------      --------
Income Subject to Current and Future Income Taxes               (248,000)      627,000
                                                              ==========      ========
At Average Statutory Rate (2001: 25%; 2000: 25%)                 (62,000)      157,000
                                                              ==========      ========

      The average statutory rate varies depending on the relative mix of incomes from the Company and its subsidiaries located in Canada, Korea and the United States.

                                     EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

13.   CASH PAYMENTS OF INTEREST AND INCOME TAXES:

                                      2001                               2000
                                         $                                  $
Interest                           555,000                            620,000
                                   =======                            =======

Income Taxes                        15,000                            304,000
                                   =======                            =======

14.   Non-recurring Items:

                                                                            2001

                                                                               $
      Charge for impairment in value of
      consolidated goodwill                                            6,500,000

      Charge for impairment in value of
      long-term loans receivable                                       7,003,000

      Non-recurring charge for impairment
      in value of inventory                                              566,000

      Charge for impairment in value of capital assets                   184,000

      Charge for decline in value of long-term investments
      in shares of other corporations                                    982,000

      Charge for impairment in value of deferred
      product development costs                                        1,131,000
                                                                      ----------
                                                                      16,366,000
                                                                      ==========

      Due to unfavourable economic conditions, particularly in the Republic of South Korea, the Company has experienced significant and long-term decline in the value of the asset groups noted above.

      The charges for impairment in values reported above are shown net of a reduction in future tax liabilities of $127,000 and non-controlling interest of $1,170,000.

15.   RECONCILIATION TO U.S. GAAP:

      These financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Cdn. GAAP"). Significant differences under U.S. GAAP are discussed below.

      For fiscal years beginning after December 15, 1998, U.S. GAAP requires that all organization costs (including those previously deferred) be expensed currently. Also, all product development costs are to be expensed as incurred.

      U.S. GAAP requires the measurement and reporting of "comprehensive income". Comprehensive income includes net income and all other changes to Shareholders' Equity other than amounts received from or paid to shareholders. The only reportable comprehensive income item for the Company relates to foreign currency translation adjustments as described below.

      U.S. GAAP requires the use of the current rate method of foreign currency translation, with any resulting foreign exchange translation adjustments forming part of comprehensive income for the year and accumulating as a separate component of shareholders' equity.

EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

15.   RECONCILIATION TO U.S. GAAP - CONTINUED:

      APB Opinion 25 requires the intrinsic value based method be used to measure stock option compensation. As the Company grants stock options at fair market value, no compensation is recognized. SFAS No. 123 requires pro-forma disclosure of net income and earnings per share as if the fair value method had been applied.

      Reconciliations to U.S. GAAP are as follows:

                                                                   2001             2000
                                                                      $                $
Net Income (Loss):
  - per Cdn. GAAP                                           (20,327,000)        (693,000)
  - expense deferred product development costs net
    of portion relating to non-controlling interest             856,000         (328,000)
  - expense deferred organization costs net of
    portion relating to non-controlling interest                219,000           90,000
  - foreign currency translation adjustment                     191,000          129,000
  - future income tax savings related to above                 (347,000)          60,000
                                                            -----------       ----------

  - per U.S. GAAP                                           (19,408,000)        (742,000)
                                                            -----------       ----------
Comprehensive item - foreign exchange adjustment               (191,000)        (129,000)
                                                            -----------       ----------
Comprehensive Income                                        (19,599,000)        (871,000)
                                                            ===========       ==========
Retained Earnings:
  - per Cdn. GAAP                                           (21,091,000)        (764,000)
  - expense deferred product development costs
    net of portion relating to non-controlling interest        (298,000)      (1,154,000)
  - expense deferred organization costs net of
    portion relating to non-controlling interest                     --         (219,000)
  - foreign currency translation adjustments                    326,000          135,000
  - future income tax savings related to above                  100,000          447,000
                                                            -----------       ----------
  - per U.S. GAAP                                           (20,963,000)      (1,555,000)
                                                            ===========       ==========
Accumulated Other Comprehensive Items:
  - per Cdn. GAAP                                                    --               --
  - foreign currency translation adjustments                   (326,000)        (135,000)
                                                            -----------       ----------
  - per U.S. GAAP                                              (326,000)        (135,000)
                                                            ===========       ==========
Total Assets:
  - per Cdn GAAP                                             30,721,000       57,145,000
  - expense deferred product development costs                 (298,000)      (1,709,000)
  - expense deferred organization costs                              --         (370,000)
  - increase in future income tax assets                        100,000          404,000
                                                            -----------       ----------
  - per U.S. GAAP                                            30,523,000       55,470,000
                                                            ===========       ==========
Earnings per Share:
Basic                                                              (.59)            (.03)
                                                            -----------       ----------
Fully Diluted                                                      (.59)            (.03)
                                                            -----------       ----------

      Pro-forma Disclosure (SFAS No. 123):

      Had SFAS No. 123 been followed, net income would have decreased by $1,766,000 in fiscal 2001 (2000: $4,342,000), and basic and fully diluted earnings per share would have been (.64) and (.64) respectively (2000:
      (.20) and (.20)).

16.   ACQUISITIONS OF SUBSIDIARY COMPANIES:

      On July 31, 2001, the Company acquired 100% of the outstanding shares of Onlinetel, Inc., a company incorporated under the laws of the state of Nevada. Onlinetel, Inc. provides Voice over Internet Protocol ("VoIP") long distance services to the Canadian market.

      The consolidated financial statements of Eiger Technology, Inc. include the results of operations of Onlinetel, Inc. for the two months ended September 30, 2001.

                                     EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

16.   ACQUISITIONS OF SUBSIDIARY COMPANIES - CONTINUED:

      The acquisition was accomplished through the issuance of 1,799,995 common shares of Eiger Technology, Inc. having a total fair market value at the time of issuance of $936,000.

      The purchase equation at the time of acquisition was as follows:

                                                                          $Cdn.

Current Assets                                                           48,000
Capital Assets                                                          594,000
Goodwill                                                              1,314,000
Liabilities                                                            (995,000)
                                                                      ---------
Net Assets Acquired                                                     961,000
                                                                      =========
T.S.E. Fee                                                               25,000
Shares of Eiger Technology, Inc.                                        936,000
                                                                      ---------
Total Cost                                                              961,000
                                                                      =========

      The share exchange agreement allows that additional shares of Eiger Technology, Inc. may be issued to the former shareholders of Onlinetel, Inc. if certain earn out provisions are met as follows:

    Fiscal                Gross                  Net              Common
      Year              Revenue               Income              Shares
         $                    $                    $                   #

      2002           19,083,000            2,442,000           1,800,000
      2003           37,348,000            6,213,000           1,800,000
      2004           50,849,000            9,353,000           1,800,000
      2005           59,867,000           13,849,000           1,800,000

      Unmet earn out targets can be carried forward and met on a cumulative basis until fiscal 2010.

17.   SUBSEQUENT EVENTS:

      Subsequent to the year end, the Company announced its intention to sell its 53% interest in K-Tronik Int'l Corporation ("K-Tronik") to LMC Capital Corp. ("LMC"), a US reporting issuer. The Company will receive 7,571,428 shares of LMC for its holdings, plus an additional 7,071,000 shares in settlement of debt owing from K-Tronik. The total of 14,642,428 shares are expected to be worth approximately $8,500,000 and to represent a 51% interest in LMC.

      Subsequent to the year end, the Company has purposed to sell its 100% interest in Vision Unlimited Equipment Inc., and its 100% subsidiary, ADH Custom Metal Fabricators Inc., to Newlook Capital Corp. ("Newlook"), a capital pool company pursuant to Policy 2.4 of the Canadian Venture Exchange Inc. ("CDNX"). The sale price of $2,400,000 will be satisfied by the issuance to the Company of 4,800,000 common shares of Newlook. These shares are expected to be received over a period of six years due to CDNX surplus and value security escrow restrictions. The transaction will result in the Company becoming a controlling shareholder of Newlook.

      The above-mentioned transactions are subject to approvals by the respective Boards of Directors, performance of due diligence procedures, and receipt of approvals from the applicable regulatory authorities.

18.   FINANCIAL INSTRUMENTS

      a) Fair Value:

      Cash and cash equivalents, short-term investments, accounts receivable and payable, and bank indebtedness are carried at cost which approximates fair value due to their short time to maturity. Management believes the carrying value of long-term investments to be equivalent to their fair market value. The fair values of the Company's long-term debt obligations, based on current rates for debt with similar terms and maturities, are approximately the same as their carrying values.

EIGER TECHNOLOGY, INC. 2001 | annual report

                 NOTES to the CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

18.   FINANCIAL INSTRUMENTS - CONTINUED

      (b) Interest Rate Risk:

      The Company is not exposed to significant interest rate risk due to the short-term maturity of its current monetary assets and liabilities. The Company's interest rate risk pertaining to its long-term debt obligations is not considered to be significant due to the relatively low amounts involved.

      (c) Credit Risk:

      The Company's financial assets that are exposed to credit risk consist primarily of short-term investments, accounts receivable, and long-term investments.

      Short-term investments consist solely of money market funds and short-term commercial paper issued by investment-rated Canadian financial institutions which are invested for terms not exceeding 90 days.

      The Company, in the normal course of business, is exposed to credit risk from its customers. Management believes that sufficient allowance has been made for bad debts in these financial statements based on a review of accounts on an individual basis. The concentration of credit risk in trade accounts receivable is not considered to be significant due to the Company's large client base.

      The Company is also exposed to credit risk with respect to its long-term advances to Lexatec VR Systems Inc. and certain subsidiary investments. Advances to Lexatec VR Systems Inc. are partially secured by a pledge of reciprocal shareholdings.

19.   COMMITMENTS:

      As at September 30, 2001, the Company had commitments under the terms of various operating leases requiring annual rental payments as follows:

                                             $
                        2002           503,000
                        2003           551,000
                        2004           347,000
                        2005           160,000
                        2006           160,000

20.   SEGMENTED INFORMATION:

      Management has identified four reportable segments: "ADH", "K-Tronik", "Onlinetel" and "Eiger". Segmentation is determined on the basis of the types of goods and services provided and geographic location.

      "ADH" consists of A.D.H. Custom Metal Fabricators Inc. and Alexa Properties Inc. A.D.H. Custom Metal Fabricators Inc. is a manufacturer of fluorescent light fixtures, data racks and other metal cabinetry. Alexa Properties Inc. owns the land and manufacturing facility in Stratford, Ontario.

      "K-Tronik" includes K-Tronik Int'l Corp., a distributor of electronic ballasts based in Hackensack, New Jersey, and K-Tronik Asia Corp., a manufacturer of electronic ballasts operating in Korea.

      "Onlinetel" consists of Onlinetel, Inc. which provides Voice over Internet Protocol services to the Canadian long distance market.

      "Eiger" includes Eiger Labs Group, Inc. and EigerNet, Inc. Both of these companies are involved in the production and distribution of electronic communications products. EigerNet, Inc. is located in South Korea, while Eiger Labs Group, Inc. operates out of California.

      Financial information, segmented according to the above, is presented on the following two pages.

                                     EIGER TECHNOLOGY, INC. 2001 | annual report

                              SEGMENTED INFORMATION

--------------------------------------------------------------------------------

                             EIGER TECHNOLOGY, INC.
                              SEGMENTED INFORMATION
                      for the year ended September 30, 2001

                                                                                                                      Totals per
                                                                                                       Reconciling     Financial
                                         ADH     K- Tronik     Onlinetel         Eiger    All Others         Items    Statements
=================================================================================================================================
                                           $             $             $             $             $             $             $
Sales:

External:

- Domestic                         2,301,000            --       234,000            --            --            --     2,535,000

- Foreign                                 --    10,107,000            --    17,428,000            --            --    27,535,000

Intersegment                              --            --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------
                                   2,301,000    10,107,000       234,000    17,428,000            --            --    30,070,000

Cost of Sales                      2,004,000     7,934,000            --    17,958,000            --      (185,000)   27,711,000
---------------------------------------------------------------------------------------------------------------------------------
Gross Margin                         297,000     2,173,000       234,000      (530,000)           --            --     2,359,000
---------------------------------------------------------------------------------------------------------------------------------

Expenses:

Operations and Administration        509,000     3,014,000       335,000     3,394,000       777,000      (260,000)    7,769,000

Amortization of Capital
and Other Assets                     210,000       655,000        28,000       676,000        31,000            --     1,600,000

Interest on Long-term Debt            65,000            --            --        33,000            --            --        98,000

Other Interest and Bank Charges       56,000       360,000            --        61,000         3,000            --       480,000
---------------------------------------------------------------------------------------------------------------------------------
                                     840,000     4,029,000       363,000     4,164,000       811,000            --     9,947,000
---------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before Taxes          (543,000)   (1,856,000)     (129,000)   (4,694,000)     (811,000)           --    (7,588,000)

Provision for Income Taxes           (72,000)       15,000            --       (20,000)           --        15,000       (62,000)
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before

Non-recurring Items                 (471,000)   (1,871,000)     (129,000)   (4,674,000)     (811,000)           --    (7,526,000)

Non-recurring Items                 (136,000)   (1,048,000)           --    (8,691,000)   (6,491,000)           --   (16,366,000)

Non-controlling Interest               2,000     1,245,000            --     2,318,000            --            --     3,565,000
---------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) for the Year      (605,000)   (1,674,000)     (129,000)  (11,047,000)   (7,302,000)           --   (20,327,000)
=================================================================================================================================

Cash Flows:

From Operating Activities           (224,000)   (1,892,000)     (303,000)   (1,399,000)     (900,000)           --    (4,718,000)

From Investing Activities            (32,000)     (112,000)     (158,000)   (2,282,000)  (10,801,000)    6,805,000    (6,580,000)

From Financing Activities            568,000     1,705,000       669,000     4,205,000     3,135,000    (6,805,000)    3,477,000
---------------------------------------------------------------------------------------------------------------------------------
                                     312,000      (299,000)      208,000       524,000    (8,566,000)           --    (7,821,000)

Cash and Cash Equivalents:

Beginning of the Year                     --       446,000            --       937,000    12,431,000            --    13,814,000
---------------------------------------------------------------------------------------------------------------------------------
End of the Year                      312,000       147,000       208,000     1,461,000     3,865,000            --     5,993,000
=================================================================================================================================

Expenditures on Capital Assets
and Goodwill during the Year          32,000       207,000     1,472,000        43,000        38,000            --     1,792,000
=================================================================================================================================
Balance of Capital Assets and
Goodwill - End of the Year
- Domestic                         1,803,000            --     2,037,000            --       116,000            --     3,956,000
- Foreign                                 --     1,596,000            --     1,477,000            --            --     3,073,000
---------------------------------------------------------------------------------------------------------------------------------
                                   1,803,000     1,596,000     2,037,000     1,477,000       116,000            --     7,029,000
=================================================================================================================================

Amount of Investment in Investees
Subject to Significant Influence          --            --            --            --            --            --            --

=================================================================================================================================
Total Assets                       4,428,000     8,440,000     2,423,000    14,351,000    35,402,000   (34,323,000)   30,721,000
=================================================================================================================================

EIGER TECHNOLOGY, INC. 2001 | annual report

                              SEGMENTED INFORMATION

--------------------------------------------------------------------------------
                             EIGER TECHNOLOGY, INC.
                              SEGMENTED INFORMATION
                      for the year ended September 30, 2000

                                                                                                                         Totals per
                                                                   Lexatec                                Reconciling     Financial
                                         ADH    K- Tronik   (Discontinued)         Eiger    All Others          Items    Statements
                                           $            $                $             $             $              $             $
====================================================================================================================================
Sales:

External:

- Domestic                         2,834,000           --               --            --            --         (2,000)    2,832,000

- Foreign                              5,000    6,718,000         (123,000)   47,513,000            --        123,000    54,236,000

Intersegment                          18,000           --               --            --            --        (18,000)           --
------------------------------------------------------------------------------------------------------------------------------------
                                   2,857,000    6,718,000         (123,000)   47,513,000            --        103,000    57,068,000

Cost of Sales                      2,523,000    4,465,000          (92,000)   43,763,000            --         72,000    50,731,000
------------------------------------------------------------------------------------------------------------------------------------
Gross Margin                         334,000    2,253,000          (31,000)    3,750,000            --         31,000     6,337,000
------------------------------------------------------------------------------------------------------------------------------------

Expenses:

Operations and Administration        612,000    2,337,000          235,000     2,374,000      (169,000)      (235,000)    5,154,000

Amortization of Capital and
Other Assets                         159,000      465,000            1,000       646,000         8,000         (1,000)    1,278,000

Interest on Long-term Debt            71,000           --               --        21,000            --             --        92,000

Other Interest and Bank Charges      103,000      252,000            1,000       195,000         2,000         (1,000)      552,000
------------------------------------------------------------------------------------------------------------------------------------
                                     945,000    3,054,000          237,000     3,236,000      (159,000)      (237,000)    7,076,000
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before Taxes          (611,000)    (801,000)        (268,000)      514,000       159,000        268,000      (739,000)

Provision for Income Taxes          (184,000)     (55,000)           1,000       324,000        72,000         (1,000)      157,000
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before
Non-recurring Items                 (427,000)    (746,000)        (269,000)      190,000        87,000        269,000      (896,000)

Non-recurring Items                       --           --               --            --            --         64,000        64,000

Non-controlling Interest               3,000      545,000          107,000      (409,000)           --       (107,000)      139,000
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)
for the Year                        (424,000)    (201,000)        (162,000)     (219,000)       87,000        226,000      (693,000)
====================================================================================================================================

Cash Flows:

From Operating Activities           (197,000)  (3,067,000)        (267,000)   (3,360,000)      279,000             --    (6,612,000)

From Investing Activities           (157,000)    (734,000)              --      (650,000)  (16,770,000)     8,742,000    (9,569,000)

From Financing Activities            354,000    4,226,000          267,000     3,795,000    28,922,000     (8,742,000)   28,822,000
------------------------------------------------------------------------------------------------------------------------------------
                                          --      425,000               --      (215,000)   12,431,000             --    12,641,000

Cash and Cash Equivalents:

Beginning of the Year                     --       21,000               --     1,152,000            --             --     1,173,000
------------------------------------------------------------------------------------------------------------------------------------
End of the Year                           --      446,000               --       937,000    12,431,000             --    13,814,000
====================================================================================================================================

Expenditures on Capital Assets
and Goodwill during the Year         158,000    1,434,000               --     8,206,000        95,000             --     9,893,000
====================================================================================================================================
Balance of Capital Assets and
Goodwill - End of the Year

- Domestic                         2,050,000           --               --            --        90,000             --     2,140,000

- Foreign                                 --    1,708,000               --     8,790,000            --             --    10,498,000
------------------------------------------------------------------------------------------------------------------------------------
                                   2,050,000    1,708,000               --     8,790,000        90,000             --    12,638,000
====================================================================================================================================

Amount of Investment in Investees
Subject to Significant Influence          --           --               --            --       175,000             --       175,000
====================================================================================================================================
Total Assets                       3,881,000    8,632,000               --    28,042,000    40,093,000    (23,503,000)   57,145,000
====================================================================================================================================